Form 10-K/A
period 2018-12-31
CD 2017-CD5 MORTGAGE TRUST
filed 2019-11-27
CIK 1710360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2019 under Commission File No. 333-207132-12 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibits 33.2 and 33.29, as a replacement of the report on assessment of compliance filed as Exhibits 33.2 and 33.29 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibits 34.2 and 34.29, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibits 34.2 and 34.29 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

4.6	Pooling and Servicing Agreement, dated as of November 1, 2016 (the “CSAIL 2016-C7 PSA”), by and among Credit Suisse Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated August 15, 2017, and filed by the registrant on August 15, 2017 under Commission File No. 333-207132-12, and is incorporated by reference herein)[5].

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[6]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

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

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Olympic Tower mortgage loan under the Olympic Tower 2017-OT TSA (filed as Exhibit 33.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the Olympic Tower mortgage loan under the Olympic Tower 2017-OT TSA (filed as Exhibit 33.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Olympic Tower mortgage loan under the Olympic Tower 2017-OT TSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Olympic Tower mortgage loan under the Olympic Tower 2017-OT TSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.21 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (see Exhibit 33.2)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as servicing function participant (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as master servicer for the Olympic Tower mortgage loan under the Olympic Tower 2017-OT TSA (filed as Exhibit 34.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the Olympic Tower mortgage loan under the Olympic Tower 2017-OT TSA (filed as Exhibit 34.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Olympic Tower mortgage loan under the Olympic Tower 2017-OT TSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Olympic Tower mortgage loan under the Olympic Tower 2017-OT TSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.21 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (see Exhibit 34.2)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35	Servicer compliance statements.[11]

35.1	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.4	Servicer compliance statement, Berkadia Commercial Mortgage LLC, as servicing function participant (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.6	Servicer compliance statement, AEGON USA Realty Advisors, LLC, as special servicer for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the General Motors Building mortgage loan under the BXP 2017-GM TSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Olympic Tower mortgage loan under the Olympic Tower 2017-OT TSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 35.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.10	Servicer compliance statement, AEGON USA Realty Advisors, LLC, as special servicer for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 245 Park Avenue mortgage loan under the 245 Park Avenue Trust 2017-245P TSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Starwood Capital Group Hotel Portfolio mortgage loan under the DBJPM 2017-C6 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 35.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.14	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 35.14 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

35.15	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Gurnee Mills mortgage loan under the CSAIL 2016-C7 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-12, and is incorporated by reference herein)

99.1	Mortgage Loan Purchase Agreement, dated as of August 1, 2017, between Citi Real Estate Funding Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated August 15, 2017, and filed by the registrant on August 15, 2017 under Commission File No. 333-207132-12, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of August 1, 2017, between German American Capital Corporation and Citigroup Commercial Mortgage Securities Inc., pursuant to which German American Capital Corporation sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated August 15, 2017, and filed by the registrant on August 15, 2017 under Commission File No. 333-207132-12, and is incorporated by reference herein).

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

Date: November 27, 2019

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Richard Simpson
Richard Simpson, President